Form 10-K/A
WELLS FARGO ASSET SECURITIES CORP MORT BK SEC 2002-10 TRUST
filed 2003-06-12
CIK 1174256

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

  <F2> Filed Herewith.

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

  Dated: June 6, 2003

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


      Date: 6/6/03


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

Sincerely,

/s/ John B. Brown
John B. Brown
Vice President
Wells Fargo Home Mortgage Inc.

  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



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