Form 10-K/A
WELLS FARGO ASSET SECURITIES CORP MORT BK SEC 2002-10 TRUST
filed 2003-07-10
CIK 1174256

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 2


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) U.S. Bank Home Mortgage, as Servicer <F1>
       b) Wells Fargo Home Mortgage, Inc., as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) U.S. Bank Home Mortgage, as Servicer <F1>
       b) Wells Fargo Home Mortgage, Inc., as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) U.S. Bank Home Mortgage, as Servicer <F1>
       b) Wells Fargo Home Mortgage, Inc., as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) U.S. Bank Home Mortgage, as Servicer <F2>
       b) Wells Fargo Home Mortgage, Inc., as Servicer <F2>


   (b) On November 12, 2002, December 10, 2002, and January 06, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed Herewith.

  <F2> Certification has been received.






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

  Dated: June 30, 2003

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Home Mortgage, as Servicer.
      Date: 6/30/03


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




  Ex-99.1 (a)


PRICEWATERHOUSCOOPERS (logo)

PriceWaterhouseCoopers LLP
Suite 1300
650 Third Avenue South
Minneapolis MN 55402-4333
Telephone (612) 596 6000
Facsimile (612) 373 7160


Report of Independent Accountants

To the Board of Directors and Shareholders of U.S. Bank, N.A.:

We have examined management's assertion about U.S. Bank, N.A (including U.S. Bank Home Mortgage) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002, included in the accompanying management assertion (see
Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ PriceWaterhouseCoopers LLP

March 21, 2003

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


  Ex-99.2 (a)


US bank (logo)
Five Star Service Guaranteed

Home Mortgage
1550 East 79th Street, Suite 880
Bloomington, MN 55425

Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 21, 2003

As of and for the year ended December 31, 2002, U.S. Bank, N.A and its subsidiaries (including U.S. Bank Home Mortgage) (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $200,000,000 and $200,000,000 respectively.

/s/ Daniel A. Arrigoni
Daniel A. Arrigoni
President and Chief Executive Officer
U.S. Bank Home Mortgage

/s/ Richard A. Aneshansel
Richard A. Aneshansel
Chief Financial Officer
U.S. Bank Home Mortgage

/s/ Michael L. Norris
Michael L. Norris
Executive Vice President, Mortgage Servicing
U.S. Bank Home Mortgage

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

/s/ Pete Wissinger               February 25, 2003
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid              February 25, 2003
Michael J. Heid
Chief Financial Officer
Executive Vice President

/s/ Robert Caruso                February 25, 2003
Robert Caruso
Senior Vice President
Loan Servicing


  Ex-99.3 (a)


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing


RE: Officer's Certificate


Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/
Officer

Vice President
Title

3-31-03
Date


  Ex-99.3 (b)

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